Form 10-Q
period 2026-06-30
Margaree Acquisition Corp.
filed 2026-08-14
CIK 2129664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 000-56850

Margaree Acquisition Corp.

(Exact name of registrant as specified in its charter)

Delaware	41-5205870
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

55 NE 5th Ave., Suite 401, Boca Raton, Florida	33432
(Address of principal executive offices)	(Zip Code)

(561) 464-2841
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
None	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.0001	10,000,000
(Class)	Outstanding at August 13, 2026

MARGAREE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

AND OTHER INFORMATION CONTAINED IN THIS REPORT

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may” or other similar expressions in this Form 10-Q. In particular, these include statements relating to future actions, future performance, anticipated expenses, or projected financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, or joint ventures we may make or collaborations or strategic partnerships we may enter into.

You should read this Form 10-Q and the documents that we have filed as exhibits to this Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Unless otherwise stated or the context otherwise requires, the terms “Margaree Acquisition Corp.,” “we,” “us,” “our” and the “Company” refer collectively to Margaree Acquisition Corp.

ii

Item 1. Financial Statements.

MARGAREE ACQUISITION CORP.

June 30, 2026

MARGAREE ACQUISITION CORP.

CONDENSED BALANCE SHEET

June 30, 2026
(Unaudited)
ASSETS
Current assets
Cash	$3,293
Total current assets	3,293
Total assets	$3,293

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$4,300
Note payable - stockholder	13,563
Total current liabilities	17,863
Total liabilities	17,863

Commitments and contingencies

Stockholders’ deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued	-
Common stock, $0.0001 par value, 50,000,000 shares authorized, 10,000,000 shares issued and outstanding	1,000
Accumulated deficit	(15,570)
Total stockholders’ deficit	(14,570)
Total liabilities and stockholders’ deficit	$3,293

 See accompanying notes to condensed financial statements.

MARGAREE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30, 2026	For the period March 26, 2026 (Inception) to June 30, 2026
Revenue	$-	$-
General and administrative expenses	15,131	15,570
Loss from operations	(15,131)	(15,570)
Net loss	$(15,131)	$(15,570)
Weighted average common stock outstanding, basic and diluted	10,000,000	10,000,000

Net loss per share of common stock, basic and diluted	$(0.00)	$(0.00)

See accompanying notes to condensed financial statements.

MARGAREE ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the period March 26, 2026 (Inception) to June 30, 2026

(Unaudited)

	Common Stock		Accumulated	Total Stockholders’
	Shares	Amount	Deficit	Deficit
Balances – March 26, 2026 (Inception)	-	$-	$-	$-
Issuance of common stock	10,000,000	1,000	-	1,000
Net loss	-	-	(439)	(439)
Balances – March 31, 2026	10,000,000	1,000	(439)	561
Net loss	-	-	(15,131)	(15,131)
Balances – June 30, 2026	10,000,000	$1,000	$(15,570)	$(14,570)

See accompanying notes to condensed financial statements.

MARGAREE ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

For the period March 26, 2026 (Inception) to June 30, 2026
Cash flows from operating activities:
Net loss	$(15,570)
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts payable and accrued expenses	4,300
Net cash used in operating activities	(11,270)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,000
Proceeds from note payable - stockholder	13,563
Net cash provided by financing activities	14,563

Net change in cash	3,293
Cash - beginning of period	-
Cash - end of period	$3,293

See accompanying notes to condensed financial statements.

MARGAREE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2026

(Unaudited)

Note 1. Nature of Operations

Margaree Acquisition Corp. (the “Company”) was incorporated in the State of Delaware on March 26, 2026. The Company’s management has chosen December 31 for its fiscal year end.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly traded corporation. The Company’s principal business objective is to achieve long-term growth potential through a combination with a business, rather than immediate short-term earnings. The Company will not restrict its potential target companies to any specific business, industry, or geographical location. The analysis of business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company.

As of June 30, 2026, the Company had not commenced principal operations and had not generated revenue. The Company’s activities to date have consisted primarily of organizational activities, activities related to identifying and evaluating potential business opportunities, and administrative activities necessary to support its reporting obligations.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The Company was incorporated on March 26, 2026 and therefore has no corresponding interim period in the prior year; accordingly, comparative prior-year interim financial information has not been presented.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules and regulations applicable to interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a compete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s registration statement on Form 10 for the period from March 26, 2026 (inception) through March 31, 2026 filed with the SEC on May 18, 2026.

The Company applies ASC 280, Segment Reporting, and has adopted ASU 2023-07. The Company currently operates as a single segment, but complies with enhanced interim disclosure requirements related to segment expenses and performance measures reviewed by the Chief Operating Decision Maker (Note 6).

Use of Estimates

The preparation of the condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes”, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carry-forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2026. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Net Loss per Common Stock

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share takes into effect any dilutive instruments, except when doing so would be anti-dilutive. As of June 30, 2026, there were no dilutive instruments.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or the “JOBS Act”. As such, the Company is eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in the Company’s periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find the securities less attractive as a result, there may be a less active trading market for securities and the prices of securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards (that is, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies). The Company intends to take advantage of the benefits of this extended transition period.

Additionally, the Company is a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. The Company will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of the common stock held by non-affiliates equals or exceeds $250 million as of the prior June 30, and (2) the annual revenues equaled or exceeded $100 million during such completed fiscal year or the market value of the common stock held by non-affiliates equals or exceeds $700 million as of the prior June 30.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). ASU 2024-03 requires specified information about certain costs and expenses be disclosed in the notes to the financial statements, including the expense caption on the face of the income statement in which they are disclosed, in addition to a qualitative description of remaining amounts not separately disaggregated. Entities will also be required to disclose their definition of “selling expenses” and the total amount in each annual period. The standard is effective for the Company for annual periods beginning January 1, 2027 and for interim periods beginning January 1, 2028, with updates applied either prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its disclosures.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3. Capital Stock

Preferred Stock

As of June 30, 2026, the Company has 10,000,000 shares of preferred stock, par value of $0.0001, authorized and none issued or outstanding.

Common Stock

As of June 30, 2026, the Company has 50,000,000 shares of common stock, par value of $0.0001, authorized and 10,000,000 shares issued and outstanding.

Note 4. Income Taxes

As of June 30, 2026, the Company has $3,000 in gross deferred tax assets resulting from net operating loss of $16,009, available to offset future taxable income through 2041 subject to the change in ownership provisions under IRC 382. A valuation allowance has been recorded to fully offset these deferred tax assets because the Company’s management believes future realization of the related tax benefits is uncertain.

The tax provision at the statutory federal income tax rate on June 30, 2026, and the tax provisions attributable to loss before income taxes are as follows:

	June 30, 2026

Statutory federal income taxes	$(3,000)	21.0%
Valuation allowance	$3,000	(21.0)%
Effective income tax rate, net	$-	-

Note 5. Commitments and Related Party Transactions

Office Space

The Company utilizes the office space and equipment of its management at no cost.

Note Payable - Stockholder

On March 26, 2026, the Company issued a promissory note (the “Note”) to a stockholder of the Company pursuant to which the Company agreed to repay the sum of any and all amounts advanced to the Company, on or before the date that the Company consummates a business combination with a private company or reverse takeover transaction or other transaction after which the Company would cease to be a shell company. In the event of an Event of Default, the entire note shall automatically become due and payable (the “Default Date”) and starting from five (5) days after the Default Date, the interest rate on the note shall accrue at the rate of eighteen percent (18%) per annum. As of June 30, 2026, the amount due under the note payable was $13,563.

Common Stock Issuance

On March 26, 2026, the Company issued (i) an aggregate of 7,500,000 shares of common stock to Mark Tompkins, a director of the Company, for an aggregate purchase price equal to $750 and (ii) an aggregate of 2,500,000 shares of common stock to Ian Jacobs, an officer and director of the Company, for an aggregate cash purchase price equal to $250, pursuant to the terms and conditions set forth in the Common Stock Purchase Agreement with each person. The Company issued these shares of Common Stock under the exemption from registration provided by Section 4(a)(2) of the Securities Act. The Common Stock Purchase Agreements were filed as Exhibits 10.2 and Exhibit 10.3, respectively, to the Company’s registration statement on Form 10, filed with the SEC on May 18, 2026.

Note 6. Segment Reporting

The Company determined its reporting units in accordance with ASC 280, Segment Reporting. Reportable operating segments are determined based on the management approach, as defined by ASC 280, is based on the way that the chief operating decision-maker (“CODM”) organizes segments within the Company for making operating decisions, assessing performance, and allocating resources. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates the Company.

The Company is a blank-check company organized solely to pursue a merger, acquisition, or other business combination, but does not intend to raise capital through an offering of its securities until completion of a business combination, thus all activity for the period from March 26, 2026 (Inception) to June 30, 2026 relates to the Company’s formation, preparation and filing of SEC reports and efforts to identify a possible business combination. The Company operates as a single operating and reportable segment. The Company has identified its Chief Executive Officer as the CODM, who reviews the Company’s financial information for purposes of making operating decisions and assessing financial performance. The net loss is the measure of segment profit (loss) most consistent with U.S. GAAP that is regularly reviewed by the CODM to allocate resources and assess financial performance.

The Company does not have any operating income and therefore it does not have any revenues. The Company will not generate any operating revenues until after the completion of a transaction, at the earliest. The Company’s significant expense was general and administrative expense, which were $15,131 for the three months ended June 30, 2026, and $15,570 for the period from March 26, 2026 (Inception) through June 30, 2026. Refer to the Company’s statements of operations for additional information.

As of June 30, 2026, the Company had total assets of $3,293. See the Company’s condensed balance sheet for additional information.

Note 7. Going Concern

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

As of June 30, 2026, the Company had accumulated deficit and total stockholders’ deficit of $15,570 and $14,570, respectively. Management believes these conditions raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the date these financial statements are issued. Management intends to finance operations over the next twelve months through additional borrowings from the existing Note.

The accompanying condensed financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

Note 8. Subsequent Events

The Company evaluated subsequent events through August 13, 2026, the date the financial statements were issued, and concluded that there were no events or transactions occurring during this period that require disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview of our Business

Margaree Acquisition Corp. was incorporated in the State of Delaware on March 26, 2026. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination and has focused its efforts to identify a possible business combination. No revenue has been generated by the Company since inception. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. The Company’s plan of operation for the remainder of the fiscal year shall be to continue its efforts to locate suitable acquisition candidates. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The Company is currently considered to be a “blank check” company. The SEC defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Exchange Act, and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Rule 419 under the Securities Act imposes certain restrictive requirements on offerings of securities by blank check companies. However, we have no present intention of engaging in an offering of our securities that would be subject to Rule 419 while we remain a blank check company. We anticipate raising funds through an offering of our securities only upon completion of a business combination as a result of which we would no longer be a blank check company. Therefore, we do not anticipate that the provisions of Rule 419 will deter a potential target company from entering into a business combination transaction with us.

The Company is also a “shell company,” defined in Rule 12b–2 under the Exchange Act as a company with no or nominal assets (other than cash) and no or nominal operations. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements. Some of the consequences of being a shell company are as follows:

●	Rule 145a under the Securities Act provides that any direct or indirect business combination of a reporting shell company (that is not a business combination related shell company as defined in Rule 405) involving another entity that is not a shell company is deemed to involve an offer, offer for sale, or sale within the meaning of section 2(a)(3) of the Securities Act of securities to the reporting shell company’s existing shareholders. Where Rule 145a applies, that deemed offer and sale would need to be registered under the Securities Act, unless there is an applicable exemption. However, as the Company currently has only two shareholders, both of whom are and are anticipated to continue to be “accredited investors” within the meaning of Rule 501 under the Securities Act, we anticipate that any such deemed offer and sale to them will be exempt from registration under the Securities Act under Rule 506 of Regulation D.

●	The applicable rules of the SEC prohibit the use of Form S–8 under the Securities Act (for registration of securities of the registrant to be offered under employee benefit plans to its directors, officers, employees and consultants) by shell companies until 60 days after the registrant ceases to be a shell company.

●	Form 8–K under the Exchange Act requires a shell company (that is not a business combination related shell company) that is reporting an acquisition of a business or change of control that causes it to cease being a shell company to disclose the same information, giving effect to the transaction, that it would be required to provide in registering a class of securities under the Exchange Act, including audited financial statements and pro forma financial information of an acquired business (a so-called “Super 8–K”) within four business days after completing the transaction. We anticipate filing such a Super 8–K upon completing a prospective business combination.

●	Rule 15–01 of Regulation S–X provides for specific financial statement requirements applicable to acquisitions involving shell companies (other than business combination related shell companies).

●	Pursuant to Rule 144(i) “restricted” securities (generally, securities acquired directly or indirectly from the issuer, or from an affiliate of the issuer, in a transaction or chain of transactions not involving any public offering) and “control” securities (generally, securities held by an affiliate of the issuer) issued by a current or former shell company that otherwise meet the holding period and other requirements for resale under Rule 144 nevertheless cannot be sold in reliance on Rule 144 until one year after the issuer (a) is no longer a shell company and (b) has filed current “Form 10 information” (as defined in Rule 144(i)) with the SEC reflecting that it is no longer a shell company, and provided that at the time of a proposed sale pursuant to Rule 144, the issuer is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act and has filed all reports and other materials required to be filed by Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding twelve months, other than Form 8–K reports. As a result, restrictive legends on certificates or book-entry positions for our shares that are “restricted” or “control” securities cannot be removed except in connection with (i) an actual sale meeting the foregoing requirements or (ii) pursuant to an effective registration statement. We anticipate that the Super 8–K that we would file upon completing a prospective business combination would contain the required current “Form 10 information.”

In addition, the Company is an “emerging growth company,” as defined in the JOBS Act, and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404(b) of the Sarbanes-Oxley Act, and exemptions from the requirements of Sections 14A(a) and (b) of the Exchange Act to hold a nonbinding advisory vote of shareholders on executive compensation and any golden parachute payments not previously approved.

The Company has also elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

We will remain an “emerging growth company” until the earliest of (1) the last day of the fiscal year during which our revenues exceed $1.235 billion, (2) the date on which we issue more than $1 billion in non-convertible debt in a three year period, (3) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement filed pursuant to the Securities Act, or (4) when the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter. To the extent that we continue to qualify as a “smaller reporting company,” as such term is defined in Rule 12b-2 under the Exchange Act, after we cease to qualify as an emerging growth company, certain of the exemptions available to us as an emerging growth company may continue to be available to us as a smaller reporting company, including: (1) not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes Oxley Act; (2) scaled executive compensation disclosures; and (3) the requirement to provide only two years of audited financial statements, instead of three years.

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company since inception. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. The Company’s plan of operation for the remainder of the fiscal year shall be to continue its efforts to locate suitable acquisition candidates. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The Company does not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with funds to be loaned to or invested in us by our stockholders, management or other investors.

During the next twelve months we anticipate incurring costs related to:

(i)	filing Exchange Act reports, and

(ii)	investigating, analyzing, and consummating an acquisition.

We believe we will be able to meet these costs through use of funds to be loaned by or invested in us by our stockholders, management or other investors. There are no assurances that such funds will be advanced or that the Company will be able to secure any additional funding as needed. As of June 30, 2026, the Company had cash of $3,293. On March 26, 2026, in connection with advances made in connection with costs incurred by the Company, the Company issued a promissory note to Mark Tompkins, a stockholder and director of the Company, pursuant to which the Company agreed to repay Mr. Tompkins the sum of any and all amounts that Mr. Tompkins may advance to the Company on or before the date that the Company consummates a business combination with a private company or reverse takeover transaction or other transaction after which the Company would cease to be a shell company (as defined in Rule 12b-2 under the Exchange Act). The Company has used the proceeds from the promissory note to cover its expenses. Although Mr. Tompkins has no obligation to advance funds to the Company under the terms of the note, it is anticipated that he may advance funds to the Company as fees and expenses are incurred in the future. As a result, the Company issued the note in anticipation of such advances. Interest shall not accrue on the outstanding principal amount of the note except if an Event of Default (as defined in the promissory note) has occurred. In the event of an Event of Default, the entire note shall automatically become due and payable (the “Default Date”) and starting from five (5) days after the Default Date, the interest rate on the note shall accrue at the rate of eighteen percent (18%) per annum. As of June 30, 2026, the total amount due under the note was $13,563. The promissory note was filed as Exhibit 10.1 to the Company’s registration statement on Form 10, filed with the SEC on May 18, 2026. Except as disclosed herein, we currently have no other agreements or specific arrangements in place with our stockholders, management or other investors.

Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

As of June 30, 2026, the Company had $3,293 of cash and has not earned any revenues from operations to date. In the next 12 months, we expect to incur expenses equal to approximately $40,000 related to legal, accounting, audit, and other professional service fees incurred in relation to the Company’s Exchange Act filing requirements. The costs related to the acquisition of a business combination target company vary widely and are dependent on a variety of factors including, but not limited to, the amount of time it takes to complete a business combination, the location of the target company, the size and complexity of the business of the target company, whether stockholders of the Company prior to the transaction will retain equity in the Company, the scope of the due diligence investigation required, the involvement of the Company’s auditors in the transaction, possible changes in the Company’s capital structure in connection with the transaction, and whether funds may be raised contemporaneously with the transaction. Therefore, we believe such costs are unascertainable until the Company identifies a business combination target. These conditions raise substantial doubt about our ability to continue as a going concern. The Company is currently devoting its efforts to locating merger candidates. The Company’s ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations.

The Company may consider acquiring a business that has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. Our management believes that the public company status that results from a combination with the Company will provide such company greater access to the capital markets, increase its visibility in the investment community, and offer the opportunity to utilize its stock to make acquisitions. There is no assurance that we will in fact have access to additional capital or financing as a public company. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Any target business we select for a potential business combination may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may affect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

The Company anticipates that the selection of a business combination will be complex and extremely risky. While the Company is in a competitive market with a small number of business opportunities, through information obtained from industry professionals including attorneys, investment bankers, and other consultants with experience in the reverse merger industry, our management believes that there are opportunities for a business combination with firms seeking the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

We do not currently intend to retain any entity to act as a “finder” to identify and analyze the merits of potential target businesses. However, we contemplate that Montrose Capital may introduce business combination opportunities to us. There are currently no agreements or preliminary agreements between us and Montrose Capital.

We have not established a specific timeline, nor have we created a specific plan to identify an acquisition target and consummate a business combination. We expect that our management and the Company, through its various contacts and affiliations with other entities, including Montrose Capital, will locate a business combination target. We expect that funds in the amount of approximately $40,000 will be required in order for the Company to satisfy its Exchange Act reporting requirements during the next 12 months, in addition to any other funds that will be required in order to complete a business combination. Such funds can only be estimated upon identifying a business combination target. Our management and stockholders have indicated an intent to advance funds on behalf of the Company as needed in order to accomplish its business plan and comply with its Exchange Act reporting requirements, however, there are no agreements in effect between the Company and our management or stockholders specifically requiring they provide any funds to the Company. Therefore, there are no assurances that the Company will be able to obtain the required financing as needed in order to consummate a business combination transaction.

As of the date of this Form 10-Q, the Company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidates regarding business opportunities for the Company.

Liquidity and Capital Resources

As of June 30, 2026, the Company had total assets equal to $3,293 comprised exclusively of cash. The Company’s current liabilities as of June 30, 2026 totaled $17,863 and was comprised of accounts payable and accrued expenses and amounts due under a note payable to a stockholder. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating and financing activities:

For the period March 26, 2026 (Inception) to June 30, 2026
Net Cash Used In Operating Activities	$(11,270)
Net Cash Provided by Financing Activities	14,563
Net Change in Cash	$3,293

The Company has only cash assets and has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Issuance of Promissory Note to a Stockholder and Director

On March 26, 2026, in connection with advances made in connection with costs incurred by the Company, the Company issued a promissory note to Mark Tompkins, a stockholder and director of the Company, pursuant to which the Company agreed to repay Mr. Tompkins the sum of any and all amounts that Mr. Tompkins may advance to the Company on or before the date that the Company consummates a business combination with a private company or reverse takeover transaction or other transaction after which the Company would cease to be a shell company (as defined in Rule 12b-2 under the Exchange Act). The Company has used the proceeds from the note to cover its expenses. Although Mr. Tompkins has no obligation to advance funds to the Company under the terms of the note, it is anticipated that he may advance funds to the Company as fees and expenses are incurred in the future. As a result, the Company issued the note in anticipation of such advances. Interest shall not accrue on the outstanding principal amount of the note except if an Event of Default (as defined in the note) has occurred. In the event of an Event of Default, the entire note shall automatically become due and payable (the “Default Date”) and starting from five (5) days after the Default Date, the interest rate on the note shall accrue at the rate of eighteen percent (18%) per annum. As of June 30, 2026, the total amount due under the note was $13,563. As of June 30, 2026, the Company had no long-term debt obligations, lease obligations, or other contractual commitments, other than the amounts due under the note.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company for the period from March 26, 2026 (Inception) through June 30, 2026. It is unlikely the Company will have any revenue unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended June 30, 2026 and for the period from March 26, 2026 (Inception) through June 30, 2026 the Company had a net loss of $15,131 and $15,570, respectively, comprised of accounting, audit and other professional service fees incurred in relation to the preparation and filing of the Company’s SEC filings and general and administrative expenses.

In the next 12 months, we expect to incur expenses equal to approximately $40,000 related to legal, accounting, audit, and other professional service fees incurred in relation to the Company’s Exchange Act filing requirements. The costs related to the acquisition of a business combination target company vary widely and are dependent on a variety of factors including, but not limited to, the amount of time it takes to complete a business combination, the location of the target company, the size and complexity of the business of the target company, whether stockholders of the Company prior to the transaction will retain equity in the Company, the scope of the due diligence investigation required, the involvement of the Company’s auditors in the transaction, possible changes in the Company’s capital structure in connection with the transaction, and whether funds may be raised contemporaneously with the transaction. Therefore, we believe such costs are unascertainable until the Company identifies a business combination target. These conditions raise substantial doubt about our ability to continue as a going concern. The Company is currently devoting its efforts to locating merger candidates. The Company’s ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Estimates

Accounting estimates are an integral part of the financial statements prepared by management and are based on management’s knowledge and experience about past and current events and assumptions about future events. Management’s estimate of the current portion of note payable - stockholder is based on the possibility that within one year of the balance sheet date a transaction will occur that requires the Company to repay the note payable. Management’s estimate of the deferred tax benefit arising from the net operating loss carry forwards available to reduce future federal and state taxable income and the related valuation allowance in the same amount assumes that the Company will be acquired by a target company and the benefit will not be realized.

Emerging Growth Company

As an “emerging growth company” under the JOBS Act, the Company has elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Internal controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized, recorded and reported; and (2) our assets are safeguarded against unauthorized or improper use, to permit the preparation of our condensed financial statements in conformity with GAAP.

In connection with the preparation of this Form 10-Q, management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Principal Executive and Financial Officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this Form 10-Q.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations of the Effectiveness of Control

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations of any control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not currently a party to any material legal proceedings, and we are not aware of any pending or threatened legal proceeding against us that we believe could have an adverse effect on our business, operating results or financial condition.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

See the Exhibit Index following the signature page to this Form 10-Q for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the U.S. Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2026	Margaree Acquisition Corp.

	By:	/s/ Ian Jacobs
Ian Jacobs President, Chief Executive Officer, Chief Financial Officer, Secretary and Director (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registration statement on Form 10 of the Company, filed with the U.S. Securities and Exchange Commission on May 18, 2026).

3.2	By-Laws (incorporated by reference to Exhibit 3.2 to the registration statement on Form 10 of the Company, filed with the U.S. Securities and Exchange Commission on May 18, 2026).

4.1

Promissory Note issued by the Company to Mark Tompkins, dated March 26, 2026 (incorporated by reference to Exhibit 10.1 to the registration statement on Form 10 of the Company, filed with the U.S. Securities and Exchange Commission on May 18, 2026).

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.